Form 10-K/A
period 1994-12-31
NUVISION INC
filed 1995-04-28
CIK 756918

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-K/A


          |X|  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended December 31, 1994

                                     or

        | |  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from         to

                      Commission File Number:  0-13698

                               NUVISION, INC.
           (Exact name of registrant as specified in its charter)

                 Michigan                          38-1412890
       (State or other jurisdiction             (I.R.S. Employer
      of incorporation or organization         Identification No.)

                   2284 South Ballenger, Flint, MI  48501
           (Address of principal executive offices with Zip Code)

     Registrant's telephone number, including area code: (810) 767-0900

Securities registered pursuant to
       Section 12(b) of the Act:               NONE

Securities registered pursuant to
       Section 12(g) of the Act:               Common stock,
                                               par value $0.50 per share.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes |X| No | |

Indicate by check mark whether the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: |X|

                               NUVISION, INC.
                        ANNUAL REPORT ON FORM 10-K/A
                    for the Year Ended December 31, 1994


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

         The directors and executive officers of the Company are as follows:

         Name              Age        Position(s) with the Company

Eli Shapiro, O.D.          72         Chairman of the Board and Chief
                                      Executive Officer

Jonathan E. Raven          44         President, Chief Operating Officer,
                                      Director and Secretary

Eric D. Albert             35         Director

David T. Kollat            56         Director

Milton J. Rosenbaum, D.O.  65         Director

Joseph T. Dono             51         Executive Vice President-Marketing

Stephen L. Hirsch          42         Executive Vice President and
                          Treasurer

William F. Miller          49         Vice President-Retail Operations

George M. Ramos            61         Vice President-Business Development

All officers except Mr. Dono, Mr. Miller and Mr. Ramos have written employment contracts (see Item 11, "Employment, Termination, and Change in Control Arrangements"). All officers of the Company serve at the pleasure of the Board of Directors.

Eli Shapiro has been Chairman of the Board and President of the Company since 1970 when he acquired the interest of his brother with whom he had purchased the Company some years after it was founded in the 1950's. Dr. Shapiro served as Treasurer of the Company from 1970 until January 1985. Effective December 1990, Dr. Shapiro was made Chairman and Chief Executive Officer.

Jonathan E. Raven was named President and Chief Operating Officer in December of 1990. Previously, he was Executive Vice President Chief Operating Officer (1988-1990), Senior Vice President (1985-1988), Vice President (1982-1985),
and a director of the Company since 1980. From 1981 through 1988 he served as the Company's General Counsel. From 1983 through 1990 he served as Secretary of the Company. Effective May 1992, Mr. Raven was named Secretary. Mr. Raven is a son-in-law of Dr. Shapiro.

Eric D. Albert is an owner and manager of Albert Bros., Inc., a scrap metal processor/recycler in Waterbury, Connecticut. He has been affiliated with Albert Bros. since 1986. From 1985-1988, he served as Vice President Sales/Marketing with Metal-Tech Alloys, Inc., a metals manufacturer in Waterbury, Connecticut. Mr. Albert holds an M.B.A. from Duke University. Mr. Albert is a son-in-law of Dr. Shapiro.

David T. Kollat is President of 22 Inc., a research and consulting firm for retailers and consumer goods manufacturers, which he founded in 1987. He is a director of The Limited, Inc., Cooker Restaurant Corporation, Consolidated Stores and Wolverine Worldwide, as well as other private boards.

Milton J. Rosenbaum has been a practicing physician in Flint, Michigan for over 39 years. He is a director of Republic Bank. He also serves as an officer or director of various privately held companies, most of which are engaged in the business of real estate investment.

Stephen L. Hirsch was named Executive Vice President in June 1993, and Treasurer in February 1991. Previously, he was Senior Vice President Finance and Administration and Treasurer (1991-1993). From 1988 through 1990, Mr. Hirsch was Vice President of Finance, Chief Financial Officer of Webster Clothes, a publicly held national menswear chain of approximately 130 stores.

Joseph T. Dono was named Executive Vice President Marketing in 1993. From 1991 through 1993 he was Senior Vice President Marketing at Nutri System, Inc., a national private weight-loss company. He served as Senior Vice President Marketing for Pearle, Inc., an international optical company owned by Grand Met, from 1986-1991.

George M. Ramos has been a Vice President of the Company since 1986. Mr. Ramos previously served the Company in various advertising and sales related capacities as an employee since 1980 and independently since approximately 1970.

William F. Miller has been Vice President Retail Operations since 1992. Mr. Miller previously served as the Company's Regional Vice President
(1987-1992). Prior to 1987, Mr. Miller served the Company in other retail management capacities as an employee since 1979.

Compliance with Section 16(a) of the Exchange Act

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the Nasdaq Stock Market. Officers, directors and greater than ten-percent shareholders are required to furnish the Company with copies of all Section 16(a) forms they file. On the sole basis of its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that during 1994 all filing requirements applicable to its officers, directors, and greater than ten-percent beneficial owners were complied with.

ITEM 11.  EXECUTIVE COMPENSATION

         The following table and notes present, for each of the last three fiscal years, the compensation provided by the Company to its Chief Executive Officer and each of the four executive officers whose annual compensation exceeded $100,000 for the year ended December 31, 1994 (the "Named Officers").

                         SUMMARY COMPENSATION TABLE

                                                 Long-Term Compensation
                                                   Awards      Payouts
                                                 Securities   All Other
Name and                                         Securities    Compen-
Principal                  Annual Compensation   Underlying    sation
Position           Year   Salary($)  Bonus($)(1) Options(#)    ($)(2)

Eli Shapiro,       1994  $398,000      --            --          --
Chairman and CEO   1993   392,500      --            --          --
                   1992   398,000      --            --          --

Jonathan E. Raven  1994   195,000    $25,000     30,000 shs      --
President and      1993   192,100      6,000     15,000 shs      --
Chief Operating    1992   187,500     10,000         --          --
Officer

Larry A. Warshaw,  1994   141,000      --            --          --
Executive Vice     1993   138,900      --            --          --
President          1992   135,000      3,500         --          --

Stephen L. Hirsch  1994   141,000     25,000     20,000 shs      --
Executive Vice     1993   138,900      9,000     10,000 shs      --
President          1992   132,500     10,000      7,000 shs      --

Joseph T. Dono     1994   141,000      5,600         --          --
Executive Vice     1993    41,000      --        10,000 shs      --
President (4)      1992     --         --            --          --

(1)  Bonuses are earned in the year specified and paid in the following year.

(2) See "Compensation Committee Interlocks and Insider Participation" for a description of certain insurance arrangements involving Dr. Shapiro.

(3) Mr. Warshaw's employment was terminated January 1995 as a result of the notice of cancellation of his employment agreement given by the Company in January 1994.

(4)  Mr. Dono's employment commenced in September 1993.

                   OPTION/SAR GRANTED IN LAST FISCAL YEAR

The following table shows, for the Named Officers, additional information about option grants for the fiscal year ended December 31, 1994. No stock appreciation rights were granted in 1994.

                     Individual Grants(1)            Potential Realization
                        % of Total                      Value at Assumed
                         Options                     Annual Rates of Stock
             Number of   Granted    Exercise           Price Appreciation
              Options   in fiscal   Price     Expira-  for Option Term (2)
Name         Granted(#)   Year      ($/Sh)   tion Date   5% ($)    10% ($)

Jonathan E.
Raven         30,000      55%       $4.00     12/09/04  $75,500   $191,200

Stephen L.
Hirsch        20,000      36%       $4.00     12/09/04  $50,300   $127,500

(1) The options were granted pursuant to the Company's Stock Option and Stock Appreciation Rights Plan at an exercise price equal to the fair market value of the Company's Common Stock on the date of grant. The options are exercisable over a period of not more than ten years from the date of grant. Rights or Limited Rights (rights exercisable only in the event of a change in control) may be granted in connection with the grant of options. The options become exercisable at the rate of 25% on January 1, 1995, and 25% each following January 1. Messrs. Warshaw and Dono did not receive stock options during the year ended December 31, 1994, and Dr. Shapiro does not participate in the Company's Stock Option and Stock Appreciation Rights Plan.

(2) Disclosure of the amounts calculated under the 5% and 10% assumed annual growth rates are mandated by the Securities and Exchange Commission and, therefore, are not intended to forecast possible future appreciation, if any, in the Company's stock price. At an assumed 5% annual growth rate over a ten-year period, the stock price would increase from $4.00 per share to $6.5156. At an assumed 10% annual growth rate over a ten-year period, the stock price would increase from $4.00 per share to $10.375.

             AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                   AND FISCAL YEAR-END OPTIONS/SAR VALUES


The following table set forth information about stock option exercises during 1994 and unexercised stock options at year end 1994 for the Named Officers. No stock appreciation rights are issued, exercised, or exercisable.

                                              Securities        Value of
                                              Underlying       Unexercised
                                              Unexercised     In-the-Money
                                               Options at      Options at
                                               Year End--       Year End--
            Shares Acquired       Value       Exercisable/    Exercisable/
Name        on Exercise (#)     Realized ($)  Unexercisable  Unexercisable

Jonathan E.       --               --         28,750/41,250        -- (1)
Raven

Larry A.          --               --         37,750/ 2,250        -- (1)
Warshaw

Stephen L.        --               --         10,750/29,250    1,900/1,900
(2)
Hirsch

Joseph T. Dono    --               --          5,000/5,000         -- (1)

(1) All exercisable as well as unexercisably options for Mr. Raven, Mr. Warshaw, and Mr. Dono had an exercise price above the December 31, 1994, fair market value share price. Accordingly, none of these options were, as of that date, "In-the-Money."

(2) Mr. Hirsch had a total of 10,000 options with an exercise price of $3.50, of which only 5,000 are exercisable. The closing price of the Company's Common Stock on December 31, 1994, was $3.875. The balance of Mr. Hirsch's options have an exercise price of $4.00 and were, as of December 31, 1994, not "In-the-Money."

Employment, Termination, and Change in Control Arrangements

         Each of Dr. Shapiro and Messrs. Raven and Hirsch have employment contracts. Dr. Shapiro's contract provides for a two-year term expiring February 29, 1992, and renews annually thereafter unless either party elects not to renew by notice given at least 90 days prior to the annual expiration date (neither party so elected in 1994). The contract further provides severance benefits in the event of termination of employment under certain circumstances following a "change in control" (as defined) of the Company. The circumstances precipitating the payment of severance benefits are termination by the Company other than for (i) death, (ii) disability commencing prior to a "potential change in control" (as defined), or (iii) "cause" (as defined); or resignation by Dr. Shapiro for "good reason" (as defined). Following any such termination, in addition to compensation and benefits already earned, Dr. Shapiro will be entitled to receive a lump sum severance payment equal to 2.99 times the average annual compensation paid to Dr. Shapiro by the Company for the five previous calender years. "Cause" for termination by the Company is the (i) willful and continued failure of Dr. Shapiro to substantially perform his duties, (ii) willful, intentional, or grossly negligent act of Dr. Shapiro which has the demonstrable effect of substantially injuring the reputation or business of the Company, or (iii) conviction of any crime which constitutes a felony. "Good reason" for termination by Dr. Shapiro includes, among other things: (i) the assignment of duties inconsistent with his status as an officer or a substantial alteration in responsibilities, (ii) a reduction in base salary and/or annual bonus, (iii) the relocation of his principal place of business, (iv) the failure of the Company to maintain compensation plans in which he participates or to continue providing certain other existing employment benefits, or (v) disability commencing after a "potential change in control." The agreement also provides that in the event of a "potential change in control," Dr. Shapiro, subject to the terms of the agreement, will not resign from the Company for six months following the occurrence of any such potential change in control.

         Messrs. Raven and Hirsch each executed employment contracts in 1991. Each contract expired June 30, 1993, was automatically renewed for one year, and will continue to be automatically renewed for consecutive one-year terms. Messrs. Raven and Hirsch executed amendments to their employment contracts in 1994. The contracts are otherwise substantially similar to Dr. Shapiro's except that, in the case of Mr. Raven, the lump sum payment following a change of control is $250,000, and, in the case of Mr. Hirsch, the lump sum payment is $175,000 effective January 12, 1995. (This amount increases by $25,000, up to a maximum of $250,000, as of January 12 each year.) In connection with each such payment, the Company has the option to pay the amount over 24 months at 10% interest.

         In addition, the employment agreements of Messrs. Raven and Hirsch provide that except for termination for "cause" (defined as in Dr. Shapiro's contract), the Company may cancel the agreement at any time without notice and then provide severance payments to the executive for a period of 12 months. The executive has the right to cancel the agreement without notice to the Company. The contract of Mr. Raven further provides that unless the agreement is terminated by the Company for "cause," the Company is obligated to pay the executive $50,000 upon separation of the executive from the Company. All the employment contracts provide that following separation from the Company, the executive will not, for a one-year period (or six-month period in case of termination for cause) following separation, engage in a competitive business of optical retailing.

         Mr. Warshaw was given 12 months' notice of cancellation of his employment agreement by the Company in January 1994, in accordance with his employment agreement. Mr. Warshaw's employment terminated in January 1995. The Company must provide severance payments for a period of 12 months not to exceed 100 percent of current regular earnings to Mr. Warshaw commencing January 1995. The Company paid Mr. Warshaw $50,000 upon separation, as required by his employment agreement. Mr. Warshaw is also required to not engage in a competitive business of optical retailing for 12 months following separation.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of April 20, 1995, the names of and certain information with respect to the beneficial ownership of the Company's Common Stock for each person who is known by management of the Company to have been the beneficial owner of more than 5% of the outstanding Common Stock of the Company, each of the Named Officers and the directors and officers of the Company as a group. Unless otherwise indicated, each director and Named Officer has sole voting and investment power with respect to all shares owned by such person.

Name and Address                 Amount of Beneficial Ownership
of Beneficial Owners(1)            Number       Percent of Class

Eli Shapiro ...............     1,137,785(2)        42.2%

Jonathan E. Raven .........       106,847(3)         3.8%

Larry A. Warshaw ..........         1,300(4)         0.1%
13443 Lakeshore Drive
Fenton, MI  48430

Stephen L. Hirsch .........        20,750(5)         0.7%

Joseph T. Dono ............         7,500(5)         0.3%

George M. Ramos ...........         7,500(5)         0.3%

All directors and officers
as a group (9 persons) ....     1,297,162(6)        46.2%

(1) The address for each beneficial owner, except Mr. Warshaw, is 2284 Ballenger Hwy., Flint, MI 48503.

(2) Includes 61,581 shares of Common Stock beneficially owned by his wife, as to which Dr. Shapiro disclaims beneficial ownership.

(3) Includes 25,581 shares of Common Stock held by his wife and children, as to which Mr. Raven disclaims beneficial ownership. Also, see "Election of Class III Directors - Information Concerning Directors".

(4) All issued and unexercised stock options terminated in January 1995 due to the termination of Mr. Warshaw's employment.

(5) All shares included may be acquired within 60 days pursuant to the exercise of stock options.

(6) Includes 199,500 shares of Common Stock which members of the group may acquire within 60 days, pursuant to the exercise of stock options. Also, see "Election of Class III Directors - Information Concerning Directors".

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In 1987, Insight Management Corporation, an Indiana corporation ("Insight") franchised the Plymouth, Indiana office of the Company. Joel F. Raven, a brother of Jonathan E. Raven, is an officer, directors, and 50% shareholder of Insight. In connection with this transaction, Insight also executed a promissory note in favor of the Company. The note provides for interest at 10% and was payable in full on September 1, 1992. The Company refinanced the note in the amount of $73,439 in September 1992 with a term of 4 years. The note requires equal monthly principal payments plus accrued interest at the prime rate of interest plus 2-1/2%. In addition to the promissory note, Insight is also obligated to make monthly sublease payments of approximately $1,400 to the Company as well as payments pursuant to its franchise agreement with the Company. Effective December 31, 1991, the Company agreed to convert certain payables and remodeling costs owed by Insight into a promissory note requiring equal monthly principal payments which bears interest at 10% and is payable in full on December 31, 1996. In 1994, the largest aggregate amount of indebtedness outstanding under both notes was $96,500. As of March 30, 1995, the amount due under the notes was $35,474. Insight was required to pay an additional amount of $7,800 and $15,000 in 1994 and 1995, respectively, toward the long-term principal of the notes pursuant to the terms of the notes.


                                   PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

3.  Exhibits.  The following exhibits are included in this amendment:


Exhibit No.   Description

  10.63       NuVision, Inc. 1994 Stock Option and Stock Appreciation Rights
              Plan.

  10.64* Third Amendment to Employment Agreement dated January 1, 1995, between the Company and Jonathan E. Raven.

  10.65* Amendment to Employment Agreement dated January 1, 1995, between the Company and Stephen L. Hirsch.

*Management contracts or compensatory plans required to be filed as an exhibit.

                                 SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report or amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                               NUVISION, INC.

                               By: /S/ JONATHAN E. RAVEN
                                   Jonathan E. Raven
                                   President


Dated:  April 28, 1995