Form 10-Q
period 1995-03-31
NUVISION INC
filed 1995-05-12
CIK 756918

SECURITIES AND EXCHANGE COMMISSION
                                          Washington, D.C.  20549

                                                FORM 10 - Q

                                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                                  OF THE SECURITIES EXCHANGE ACT OF 1934


             MARCH 31, 1995                     0-13698
         For the Quarter Ended           Commission File Number

                                              NUVISION, INC.
                            (Exact name of registrant as specified in charter)

           MICHIGAN                                    38-1412890
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)


                               2284 S. BALLENGER HWY., FLINT, MICHIGAN 48503
                                 (Address of principal executive offices)


                                              (810) 767-0900
                           (Registrant's telephone number, including area code)


                                              NOT APPLICABLE
                           (Former name, former address and former fiscal year,
                                       if changed since last report)


Applicable only to Corporate Issuers: Indicate the number of shares out-standing of each of the issuer's classes of common stock as of the latest practicable date: 2,696,000 shares of common stock as of May 12, 1995.

Indicate by check mark whether the registrant:

1. has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such
        reports):   Yes [X]   No [ ], and

2.      has been subject to such filing requirements for the past 90 days:
        Yes [X]  No [ ]

                                      Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements


                                      NUVISION, INC. AND SUBSIDIARIES
                                        CONSOLIDATED BALANCE SHEETS
ASSETS
                                 March 31, 1995     December 31, 1994
                                  (unaudited)
Current assets:
Cash and equivalents               $  798,000         $ 1,098,000
Marketable securities                 450,000             270,000
Receivables--
   Trade, net of reserve for
   doubtful accounts of
   $88,000 in 1995 and 1994         2,539,000           1,966,000
Other, net                            595,000             522,000
Inventory                           5,766,000           5,502,000
Prepaid expenses, deposits
   and other                          269,000             496,000
Current portion of notes
   receivable from               franchisees
   and other, net                     188,000             231,000
                                     --------          ----------
       Total current assets        10,605,000          10,085,000
                                   ----------          ----------
Notes receivable from franchisees
   and other, net, less current
   portion                            975,000             992,000
                                    ---------           ---------
Property and equipment, at cost:
   Construction in progress              --                14,000
   Land                                 7,000               7,000
   Buildings and improvements         415,000             415,000
   Leasehold improvements           9,646,000           9,456,000
   Furniture and equipment         13,643,000          14,007,000
                                   ----------          ----------
                                   23,711,000          23,899,000
Less--accumulated depreciation
      and amortization             15,053,000          15,211,000
                                   ----------          ----------
Net property and equipment          8,658,000           8,688,000

Other assets:
   Intangible assets net of
      accumulated amortization
      of $797,000 in 1995 and
      $777,000 in 1994                344,000             211,000
                                    ---------           ---------
                                  $20,582,000         $19,976,000
                                   ==========          ==========


The accompanying notes are an integral part of these statements.

                                      NUVISION, INC. AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS --(Continued)

LIABILITIES AND SHAREHOLDERS' EQUITY

                                    March 31, 1995      December 31, 1994
                                     (unaudited)
Current liabilities:
Current portion of long-term debt     $  760,000          $  959,000
Accounts payable                       2,121,000           2,671,000
Store closing reserve and other          278,000             211,000
   Accrued expenses:
      Payroll and related              1,250,000           1,019,000
      Other                            1,164,000             673,000
                                       ---------           ---------
        Total current liabilities      5,573,000           5,533,000
                                       ---------           ---------
Long-term debt, less current portion     300,000             118,000
                                       ---------           ---------
Deferred liabilities                     244,000             248,000
                                       ---------           ---------
Shareholders' equity:
   Preferred stock, $1.00 par value,
     5,000,000 shares authorized;
     issued and outstanding                 --                  --
   Common stock, $.50 par value,
     10,000,000 shares authorized;
     issued and outstanding shares-
     2,696,426 in 1995 and 1994        1,348,000           1,348,000
   Paid-in capital                     8,500,000           8,500,000
   Retained earnings                   4,617,000           4,229,000
                                      ----------          ----------
          Total shareholders' equity  14,465,000          14,077,000
                                      ----------          ----------
                                     $20,582,000         $19,976,000
                                      ==========          ==========

The accompanying notes are an integral part of these statements.

                                      NUVISION, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF INCOME
                                                (UNAUDITED)

                                                    THREE MONTHS ENDED
                                                         MARCH 31,
                                                    1995           1994

Systemwide sales                                $17,575,000    $15,652,000
                                                 ==========     ==========
Revenues:
   Sales and fees                               $13,805,000    $12,560,000
   Franchise revenues                               341,000        298,000
                                                 ----------     ----------
      Total revenues                             14,146,000     12,858,000

Cost of sales                                     3,922,000      3,594,000
                                                 ----------      ---------
Gross profit                                     10,224,000      9,264,000

Selling, occupancy, general
   and administrative expenses                    9,670,000      9,101,000
                                                 ----------      ---------
                                                    554,000        163,000

Interest expense                                     28,000         39,000
Interest income                                      33,000         43,000
Net other income                                     29,000         30,000
                                                   --------        -------
Income before income taxes                          588,000        197,000

Provision for income taxes                          200,000           --
                                                   --------        -------
Net income                                        $ 388,000      $ 197,000
                                                   ========       ========
Earnings per share                                  $  0.14        $  0.07
                                                      =====          =====
Weighted average number of shares outstanding     2,696,000      2,696,000

The accompanying notes are an integral part of  these statements.

                                      NUVISION, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (UNAUDITED)

                                              Three Months Ended March 31,
                                                     1995      1994
Cash flow from operating activities:
   Net income (loss)                            $  388,000    $  197,000
   Adjustments to reconcile net income
       (loss) to net cash provided by
       operating activities:
          Depreciation and amortization            612,000       598,000
          Net (gain) loss on franchise sales
              and other assets                      (5,000)        1,000
                                                   -------        ------
                                                   995,000       796,000
                                                   -------       -------
Source (use) of cash resulting from change in:
   Receivables                                    (646,000)     (558,000)
   Inventory                                      (228,000)     (218,000)
   Prepaid expenses, deposits & other              220,000       (55,000)
   Accounts payable                               (550,000)      203,000
   Store closings and other                         78,000       (26,000)
   Accrued expenses                                722,000       585,000
   Other                                            (5,000)        4,000
                                                  ---------     --------
                                                  (409,000)      (65,000)
                                                  ---------     --------
   Net cash provided by operating activities       586,000       731,000
                                                  ---------     --------

Cash flow from investing activities:
   Collection on franchise sales and
     notes receivable                               80,000        82,000
   Proceeds from sales of property,
     plant and equipment                             8,000         7,000
   Purchase of property, plant
     and equipment                                (459,000)     (223,000)
   Increase in notes receivable                    (29,000)      (23,000)
   Investments in marketable securities           (180,000)       26,000
                                                  ---------     ---------
       Net cash (used) in investing activities    (580,000)     (131,000)

Cash flows from financing activities:
   Repayment of debt                              (306,000)     (801,000)
                                                  ---------     ---------

   Net cash (used) by financing activities        (306,000)     (801,000)
                                                  ---------     ---------
   Net (decrease) in cash and cash equivalents    (300,000)     (201,000)

   Cash and cash equivalents, beginning of year  1,098,000       810,000
                                                 ---------      ---------
   Cash and cash equivalents, end of period      $ 798,000     $ 609,000
                                                 ---------     ----------
Supplemental disclosures of cash flow
 information:
   Interest paid                                 $  37,000     $  41,000
                                                 ---------     ---------
   Income taxes paid                             $     ---     $     ---


The accompanying notes are an integral part of these statements.

                                      NUVISION, INC. AND SUBSIDIARIES
                                     NOTES TO THE FINANCIAL STATEMENTS
                                              MARCH 31, 1995

1. The condensed financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The information furnished reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods. These statements and the notes thereto are included in the Company's Annual Report for the year ended December 31, 1994.

2. Certain amounts in the prior year's financial statements have been reclassified to conform with the 1995 presentation.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Systemwide Sales and Revenues --

The following table reflects systemwide sales (which includes sales at franchised locations), total revenue (revenue at Company-owned stores, franchise royalty revenue, and wholesale revenue) and comparable store revenue.

                              First Quarter   First Quarter    Percent
                                  1995            1994         Variance

Total Systemwide Sales        $17,575,000     $15,652,000       +12.3%
Total Revenue                  14,146,000      12,858,000       +10.0%
Comparable Stores' Sales       12,607,000      11,816,000        +6.7%

Sales at all levels -- systemwide sales, total revenue, comparable stores' sales
- -- increased during the first quarter of 1995 as compared to the same quarter of 1994. Total revenue increased $1,288,000 or 10.0%, and comparable store sales increased $791,000 or 6.7% during the first quarter. The increases are attributable to our continued efforts in marketing and training that the Company has strengthened over the last two years.

The Company was operating, including franchises, 126 stores at March 31, 1995, as compared to 111 at the same date last year and 125 at December 31, 1994. During the first quarter of 1995, the Company opened one new store and purchased three stores from one franchisee.


Cost of Sales --

Cost of sales, which includes materials and manufacturing costs, decreased to 27.7% of revenue in the first quarter of 1995 from 28.0% in the first quarter of 1994. Gross profit during the first quarter of 1995 increased $960,000 to $10,224,000 as compared to $9,264,000 in the first quarter of 1994.

Selling, General and Administrative Expenses --

Selling, general and administrative expenses decreased as a percent of revenue to 68.4% in the first quarter of 1995 from 70.8% in the same period last year despite the dollar increase of $569,000 to $9,670,000 this year.Almost $260,000 of the increase is attributable to new stores. On a comparable-store basis, the increase in selling, general and administrative expense was $360,000. The increases in expenses are predominantly a result of increases in Doctor and other store payroll, which, combined, increased on a comparable store basis by $170,000 over the first quarter in 1994. This increase was partially due to increased coverage to accommodate the increased volume as well as increases in base rates of pay.

Interest --

Interest expense decreased $11,000 during the quarter, while interest income decreased $10,000.

Net Other Income --

Net other income remained almost constant at $29,000 as compared to $30,000 in the first quarter of 1994.

Liquidity and Capital Resources --

Net cash provided by operations was $586,000 and $731,000 during the first quarter of 1995 and 1994, respectively. The Company had a total of $1,248,000 in cash and marketable securities at the end of the first quarter this year as compared to $1,172,000 at the same time last year. During the first quarter of 1995 the Company made principal payments of $306,000 predominantly on its bank loans. The Company had no amounts outstanding under its line of credit with a bank at the end of the first quarter of 1995. Purchases of property and equipment during the first quarter of 1995 totalled $459,000, an increase of $236,000 over the first quarter of 1994.

Working capital at the end of the first quarter this year was $5,032,000 with a current ratio of 1.9 to 1. At the same time last year, the working capital was $4,041,000 with a current ratio of 1.7 to 1.

The Company expects its working capital at March 31, 1995, the net cash provided by operations (including depreciation) and its line of credit to meet its operating needs and to fund its capital expenditures and debt repayments as required for 1995.


                                       PART II. - OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company is a defendant in certain lawsuits alleging various claims incurred in the ordinary course of business. These claims are generally covered by various insurance policies, subject to certain deductible amounts and maximum policy limits, and, in the opinion of management, the resolution of existing lawsuits will not have a material adverse effect, individually or in the aggregate, upon the Company's business or financial position.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

   No.         Description

   27          Financial Data Schedule (EDGAR filing only)

(b)  Reports on Form 8-K

A report on Form 8-K was filed on May 10, 1995. The 8-K filing relates to an Agreement and Plan of Merger with American Vision Centers, Inc., and its wholly-owned subsidiary, NI Acquiring Corp., dated April 27, 1995. The merger agreement provides for the Purchaser to commence a tender offer for any and all shares at a price of $7.60 per share. The offer was commenced on May 4, 1995, and is scheduled to expire June 1, 1995, unless extended by the Purchaser.


                                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     NUVISION, INC.


Date:  May 11, 1995                  By: /S/ STEPHEN L. HIRSCH
                                         Stephen L. Hirsch
                                         Executive Vice President
                                         Treasurer (Principal Financial Officer)